Form 10QSB
period 2000-09-30
UNITED AMERICAN COMPANIES INC
filed 2000-12-15
CIK 1109483

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           September 30, 2000

            Commission file Number                   000-30003


                         UNITED AMERICAN COMPANIES, INC.

             (Exact Name of Registrant as Specified in its Charter)


                                     COLORADO
                (State or Other Jurisdiction of Incorporation)



                000-30003                              05-0508617
        (Commission File Number)         (I.R.S. Employer Identification Number)



     8609 Wood Lake Court, Suite 206
        Charlotte, North Carolina                         28210
(Address of Principal Executive Offices)               (Zip Code)



                                 (704) 556-7992
              (Registrant's Telephone Number, Including Area Code)

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

Common Stock, $.001 Par Value - 15,000,000 shares as of September 30, 2000.

                           FORWARD-LOOKING INFORMATION

THIS FORM 10QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY UNITED AMERICAN COMPANIES, INC. (THE "COMPANY") OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF
1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FIFTEEN U.S.C.A. SECTIONS 77Z-2 AND 78U-5 (SUPP. 1996). THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS
OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        UNITED AMERICAN COMPANIES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                  September 30,    December 31,
                                                  2000             1999
                                                  (Unaudited)      (Note 1)
ASSETS
   Current Assets:
      Cash and cash equivalents                   $    7,338       $    4,787
      Accounts receivable                         $   13,713       $   24,966
      Prepaid expenses and other current assets   $        -              473
                                                  ----------       ----------
           Total current assets                   $   21,051       $   30,226

PROPERTY AND EQUIPMENT, NET                       $   22,356       $   45,069
                                                  ----------       ----------
TOTAL ASSETS                                      $   43,407       $   75,295

LIABILITIES AND SHAREHOLDER EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Notes payable-bank                             $   20,000       $        -
   Notes payable-shareholder                      $   15,000       $        -
   Accounts payable and other accrued expenses    $  152,932       $   43,802
   Current maturities of long-term debt           $    3,512       $    6,994
                                                  ----------       ----------
           Total current liabilities              $  191,444           50,796

LONG-TERM DEBT                                         6,651           18,917

SHAREHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $.001 par value, 50,000,000
    shares authorized, 15,000,000 issued and
    outstanding                                   $   15,000       $    1,000
   Receivable from shareholders                       (1,000)          (1,000)
   Retained earnings (deficit)                      (168,688)           5,582
                                                  -----------     ------------
           Total shareholders' equity (deficiency)$ (154,688)      $    5,582

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIENCY)                                    $   43,407       $   75,295


See notes to unaudited consolidated financial statements

                         UNITED AMERICAN COMPANIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                            Three Months   Three Months  Nine Months   Nine Months
                            Ended          Ended         Ended         Ended
                            September      September     September     September
                            2000           1999          2000          1999
                            (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)

REVENUES                    $  100,541     $ 1,230,505   $ 1,242,449   $ 1,716,784

COST OF REVENUES                75,764       1,113,927       734,967     1,336,433
                            ----------     -----------   -----------   -----------
GROSS PROFIT                    24,777         116,578       507,482       380,351

OPERATING EXPENSES             173,475         131,261       598,706       235,136

DEPRECIATION                     3,358           1,995        10,077         5,985
                            ----------     -----------   -----------   -----------
OPERATING INCOME (LOSS)       (152,056)        (16,678)     (101,301)      139,230

INTEREST EXPENSE                   158              68           513            68
                            ----------     -----------   -----------   -----------
INCOME (LOSS) BEFORE
  INCOME TAXES                (154,214)        (16,746)     (101,814)      139,162

INCOME TAXES                         -               -             -             -
                            ----------     -----------   -----------    ----------
NET INCOME (LOSS)           $ (152,214)    $   (16,746)  $  (101,814)   $  139,162

See notes to unaudited consolidated financial statements


                        UNITED AMERICAN COMPANIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                         Nine Months Ended
                                                   September 30,      September 30,
                                                   2000               1999
                                                   (Unaudited)        (Unaudited)
OPERATING ACTIVITIES
   Net Income (Loss)                                $  (101,814)      $  139,162
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                        10,077            5,985
     Gain on disposal of property                          (305)               -
     Changes in operating assets and liabilities:
       Accounts receivable and other accrued expenses    11,253          (73,424)
       Prepaid expenses and other current assets            473              184
       Accounts payable and other accrued expenses      109,130           75,001
                                                    -----------       ----------
         Net cash provided by operating activities  $    28,814          146,908

INVESTING ACTIVITIES
   Purchase of property and equipment                    (1,304)         (41,002)
   Proceeds from disposal of equipment                   14,245                -
   Acquisition of business, net of cash acquired        (11,954)               -
                                                    -----------       ----------
         Net cash provided by investing activities  $       987          (41,002)

FINANCING ACTIVITIES:
   Proceeds from issuance of stock                          698                -
   Proceeds from notes payable                           35,000           28,837
   Principal repayments on long-term debt               (15,748)          (1,209)
   Distributions to shareholders                        (47,200)         (54,800)
                                                    ------------      ----------
         Net cash used in financing activities          (27,250)         (27,172)
                                                    ------------      ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 2,551           78,734

CASH AND CASH EQUIVALENTS
   Beginning of period                                    4,787                -
                                                    -----------       ----------
   End of period                                          7,338           78,734

SUPPLEMENTAL DISCLOSURES
   Cash paid for interest                                   513               68

   Receivable from shareholders for purchase of
     common stock                                         1,000            1,000


See notes to unaudited financial statements

                        UNITED AMERICAN COMPANIES, INC.
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                 (Unaudited)

                                                                               Total
                                                      Receivable    Retained   Shareholders'
                                           Common     from          Earnings   Equity
                                           Stock      Shareholders  (Deficit)  (Deficiency)

Balance at December 31, 1999                1,000     (1,000)          5,582      5,582

Activity January 1, 2000 through
  September 30, 2000

  Issuance of stock in merger              14,000                                14,000
  Distributions to shareholders                                      (47,200)   (47,200)
  Net loss                                                          (101,814)  (101,814)
  Deficit of Providence Capital I at
   December 31, 1999                                                 (18,414)   (18,414)
  Effect of Reorganization                                            (6,842)    (6,842)
                                           --------------------------------------------
Balance at September 30, 2000 (Unaudited)  15,000     (1,000)       (168,688)  (154,688)


See notes to unaudited consolidated financial statements

                          UNITED AMERICAN COMPANIES, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION


     United American Companies, Inc. ("UAC" or the "Company"), a
Colorado corporation, was established through the merger of United American Companies, Inc., a North Carolina corporation ("UAC-NC") and affiliates (together with UAC-NC the "Predecessor Company") with and into Providence Capital I ("PCI"), an SEC registrant, in August 2000 (see note 3). In August, 2000 immediately prior to the merger discussed in Note 3, approximately 6,500,000 shares of UAC-NC were issued to the members and owners of the Craven Companies, LLC and Craven & Ruth, Inc., respectively, in exchange for their interests in such entities. The Company, through its subsidiaries, Craven & Ruth, Inc. and the Craven Companies ("Craven") is a fully integrated asset management company specializing in asset evaluation, acquisition, liquidation, financing and management in the retail, wholesale, distribution and manufacturing sectors.


   Craven is comprised of the following entities :

   Craven Valuation Services, LLC
   Craven Real Estate Advisors, LLC
   Craven Merchandise Distributors, LLC
   High Point Furniture Liquidators, LLC
   Craven & Ruth Promotions, LLC
   Craven Capital Partners, LLC
   Promo Services, LLC
   Craven Advisory Group, LLC
   CrossStone Capital group, LLC

   Through September 30, 2000 only Craven & Ruth, Inc. has had significant operations.

   Unaudited Financial Statements - The condensed financial statements as of and for the nine months ended September 30, 2000 and September 30, 1999 are unaudited. In the opinion of management, the unaudited balance sheet at September 30, 2000 and the unaudited statements of operations, shareholders' equity and cash flows for the nine months ended September 30, 2000 and September 30, 1999, include all adjustments, which include only normal recurring adjustments, necessary to present the financial position and results of operations and cash flows for the periods then ended in accordance with accounting principles generally accepted in the United States of America.

   The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the full fiscal year.


2. SIGNIFICANT ACCOUNTING POLICIES

   Cash and Cash Equivalents - The Company considers all highly liquid temporary cash investments with an original maturity of ninety days or less to be cash equivalents.

   Property and Equipment - Property and equipment is carried at historical cost and is being depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to five years.

   Income Taxes - The Predecessor Company elected an S Corporation status for federal and state income tax purposes for the year ended December 31, 1999 and up to the date of the merger (See note 3). As such, the Company's taxable income , deductions, gains and losses were included in the shareholders' personal income tax returns for those periods. Effective with the merger (see note 3) the company accrues for income taxes in accordance with Statement Of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred income taxes are recognized for the tax consequences of "temporary" differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

   Revenue Recognition - The Company currently derives all of its revenues through merchandise sales, commission or fee based income, and service revenues.

     Merchandise Sales - Merchandise sales reflect the reimbursement by customers of costs paid by the Company to third parties for inventory used to augment the customer's inventory subject to sale. The purpose for the augmented inventory is to enhance the quality and/or quantity of the inventory being sold. The Company takes title and other risks of ownership, including risk of loss, upon its purchase of the merchandise and is reimbursed for its costs from the proceeds from the sale of such inventory during the course of the sale. The Company recognizes such revenues as the sale of such merchandise occurs.

     Commission (Fee) Based Revenue - The Company charges its customers a fixed percentage of sale proceeds for consulting services provided in conjunction with an inventory sale such as a liquidation sale, promotional sale or "going out of business" sale. The Company recognizes such revenues as the fees are earned, which typically occurs upon the sale of the customer's merchandise.

     Service Revenue - In addition to consulting services, the Company offers promotional services (direct mail advertising, signage, etc.) related to a particular inventory sale. The Company bills its customers for such services and recognizes the revenue upon completion and is generally reimbursed through the proceeds of the sale.

   In the nine month period ended September 30, 2000, revenue from two customers represented approximately 28.5% and 17.4%, respectively, of total revenues. In the nine month period ended September 30,1999, revenue from two customers represented 45.8% and 22.3%, respectively, of total revenues.

   Cost of Revenues - Cost of revenues consists primarily of augmented merchandise purchases (see Merchandise Sales above) and direct costs related to inventory sales. These direct costs typically consist of contract labor and other outside services, mailing and printing costs and field consultant fees.

   Advertising - The Company expenses advertising costs as incurred. Advertising expense was approximately $ 16,036 and $ 6,211 for the nine month periods ended September 30, 2000 and September 30, 1999, respectively, and is included in operating expenses in the accompanying statements of operations.

   Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from these estimates.

   Recent Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will be required to adopt the new reporting guidelines for the fiscal year beginning January 1, 2001.
   The Company has not fully analyzed the provisions of this statement or its effects on its financial statements.

3.     MERGER

   Effective August 25, 2000 the Predecessor Company was merged with and into PCI. Pursuant to the Plan of Merger, the Predecessor Company ceased to exist and the surviving company, PCI, changed its name to United American Companies, Inc. The shareholders of the Predecessor Company received 13,500,000 shares
(or 90%) of $.001 par value common stock of the Company by converting each share of Predecessor Company common stock into one share of common stock of the Company. The remaining 1,500,000 shares (or 10%) of the Company are held by the former shareholders of PCI. The Merger was accounted for as a reverse acquisition resulting in the common stock of the public company "Acquiree" (PCI) and the retained earnings of the Non-Public "Acquiror" (the Predecessor Company) being carried forward into the Merged Company (UAC). The remaining adjustment was recorded to additional paid in capital, to the extent available, then to retained earnings. (See the accompanying consolidated statement of shareholders' equity (deficiency)).

   The Proforma Revenue, Operating Income and Net Income (Loss) for the nine months ended September 30, 2000 does not significantly differ from historical information of the Company included in the accompanying Consolidated Statement of Operations for the Nine Month Period ended September 30, 2000.

4. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2000 and December 31, 1999 are summarized as follows:

<CAPITON>
                                   September 30,      December 31,
                                   2000               1999
Equipment                          $   1,392          $   1,392
Furniture and fixtures                   571                571
Computer equipment                    17,032             15,728
Vehicles                              18,168             36,837
                                   -------------      -------------
     Total                            37,163             54,528
Less accumulated depreciation        (14,807)            (9,459)
                                   -------------      -------------
                                   $  22,356          $  45,069

5. FINANCING ARRANGEMENTS

Long term debt at September 30, 2000
consists of the following :

     Note payable to Ford Motor Credit,
     due in 48 monthly installments of
     $ 313 collateralized by a vehicle              $   10,163
                                                    ----------
                                                    $   10,163
     Less current maturities                            (3,512)
                                                    ----------
     Long term debt                                      6,651

Future maturities of long term debt at
September 30, 2000 are as follows:

     Year ending December 31:
     2001                                           $    3,512
     2002                                                3,615
     2003                                                3,036
                                                    ----------
                                                    $   10,163

Short term debt at September 30, 2000
consists of the following:

     Unsecured note payable to a shareholder,
     due November 30, 2000 with interest at 12 %                $    15,000

     Note payable to a bank due August 15, 2001
     with interest at Prime plus 1 %, secured by
     a certificate of deposit of a shareholder,
     such shareholder being compensated $ 100 per
     month for provision of the collateral                      $    20,000

6. INCOME TAXES

The income tax expense for the nine month period ended
September 30, 2000 consists of the following:

     Current tax expense                                        $         0
     Deferred tax expense                                                 0

     Total tax provision(benefit)                               $         0


     The income tax provision (benefit) differs from the amount on income tax determined by applying the statutory income tax rate to pretax income (loss) for the nine month period ended
     September 30, 2001 due to the following:

     Computed tax provision(benefit) at statutory rate (34%) (51,753) Tax effect resulting from:
          Permanent differences                                       794
          State income taxes net of federal tax benefit            (4,657)
          Change in valuation allowance                            55,616
                                                                ----------
     Total                                                              0


     Deferred tax assets:
          Accounts payable and accrued liabilities                 61,173
          Net operating loss                                        5,906
                                                                ----------
                                                                   67,079
          Less valuation allowance                                (55,616)
                                                                ----------
                                                                   11,463
     Deferred tax liabilities:
     Accounts receivable and prepaid expenses                      (5,485)
     Basis difference in fixed assets                              (5,978)
                                                                ----------
                                                                  (11,463)
                                                                ----------
     Net deferred tax asset                                             0


7. COMMITMENTS AND CONTINGENCIES

   Related Party Transactions- During the nine month period ended
   September 30, 1999 the Company leased office space under an operating lease from a shareholder of the Company. Rental expense charged to operations for this operating lease amounted to approximately $4,800 on an annual basis, which is included in operating expenses in the accompanying consolidated statements of operations.

   On January 12, 2000, this expired and the Company entered into a new operating lease agreement for office space. The twenty-four month operating lease term began February 1, 2000 and expires January 31, 2002. Monthly rental expense for this operating lease is $700.

   The Company paid approximately $18,600 and $46,816 in contract labor expenses for the nine months ended September 30, 1999 and 2000 respectively to relatives of a shareholder of the Company.

8.  STOCK OPTION PLAN

    In September 2000, the Company adopted the 2000 Stock Incentive Plan (the "Plan"). The Plan permits a committee of the Board of Directors of the Company (the "Committee") to award stock options as incentives to employees and consultants of the Company. The Committee has sole discretion to determine the exercise price, term and vesting schedule of options awarded under such Plan. A total of 1,339,200 shares of the Company's common stock are authorized to be issued under the Plan. Under the Plan, grants of nonqualified stock options totaling 681,000 shares at an exercise price of $1.00 per share were granted to certain executives and a consultant of the Company. The options granted generally vest over a five-year period in equal annual installments.

9.  SUBSEQUENT EVENTS

   Subsequent to September 30, 2000 the Company issued approximately $235,000 of an expected total of $500,000 of debentures in transactions facilitated by an investment banking firm. Terms of the indebtedness include payment due in six months from the date the debentures were signed, with interest at 10.0%, payable each 90 days, and with each debenture holder also receiving common stock of the company in the ratio of 20,000 shares of stock per $100,000 of indebtedness.

   In November 2000, the Company entered into a placement agency agreement with an investment banking firm for the placement of approximately $25 million of convertible preferred stock and approximately $250 million of debt securities subject to definitive documentation and other standard closing conditions and approvals.

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR
                             PLAN OF OPERATION

FORWARD LOOKING STATEMENT

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission. Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.


Financial Condition

Financial Condition of United American Companies, Inc. (the "Company") as of September 30, 2000 Compared to Financial condition as of December 31, 1999. (See Note 1 of Notes to Unaudited Financial Statements appearing in Item 1 herein.)

                                  TABLE 1

                                                          Change
                               9/30/00    12/31/99  Amount     Percent
                               -------    --------  ------     -------
Cash                             7,338     4,787      2,551       53.2
Accounts receivable             13,713    24,966    (11,253)     (45.0)
Prepaid expenses and other
  current assets                     -       473       (473)    (100.0)
Property and equipment, net     22,356    45,069    (22,713)     (50.3)
Notes payable                   35,000         -     35,000          -
Accounts payable and accrued
  expenses                     152,932    43,802    109,130      249.0
Long-term debt                  10,163    25,911    (15,748)     (60.7)
Capital stock                   15,000     1,000     14,000    1,400.0
Receivable from shareholders     1,000     1,000          -          -
Retained earnings (deficit)   (168,688)    5,582   (174,270)   3,122.0


Table 1 reflects that cash increased $2,551 from $4,787 at December 31, 1999 to $7,338 at September 30, 2000, or 53.2% , as a result of positive cash flows produced by the combination of operating activities, investing activities, and financing activities during the nine months ending September 30, 2000.
Accounts receivable declined $11,253 from $24,966 at December 31, 1999 to $13,713, or 45.0 %, at September 30, 2000 primarily as a result of a reduction sales of merchandise during the nine months ended September 30, 2000 compared to the year ending December 31, 1999. Property and equipment, net of accumulated depreciation, declined by $22,713 from $45,069 at December 31, 1999 to $22,356 at September 30, 2000 or 50.3% due to the recording of depreciation expense and the disposal of a vehicle. Notes payable increased $35,000 from Nil at December 31, 1999 to a balance of $35,000 at September 30, 2000 due to the short term borrowing of $20,000 from a bank and $15,000 from a shareholder. Accounts payable and accrued expenses increased $109,130 from $43,802 at December 31, 1999 to $152,932 at September 30, 2000 primarily due to professional fees incurred related to the acquisition of Craven & Ruth, INc. and various related entities by United American Companies, Inc. and the concurrent merger of United American Companies, Inc. with Providence Capital I, Inc., such merger being accounted for as a reverse acquisition (the "Merger"). (See Notes 1 and 3 of the Notes to Unaudited Financial Statements appearing in Item 1 herein). Such professional fees were charged to expense in the nine month period ended September 30, 2000. As of September 30, 2000 $119,261 in professional fees was payable. Long-term debt declined $15,748 from $25,911 at December 31, 1999 to $ 10,163 at September 30, 2000, or 60.7%, due to reductions by monthly installment payments and the cancellation of debt secured by the vehicle disposed of. Capital stock increased by $14,000 from $1,000 at December 31, 1999 to $15,000 at September 30, 2000 due to the merger described above which resulted in a residual number of shares outstanding at 15,000,000, with a par value of $ .001 per share. Retained earnings declined $174,270 from $5,582 at December 31, 1999 to a deficit of $ 168,688 at September 30, 2000, or 3.122%, due to (a) a loss from operations in the amount of $101,814 during the nine months ended September 30, 2000; (b) distributions to shareholders in the amount of $47,200 during the same period; (c) the inclusion of a retained earnings deficit of Providence Capital I in the amount of $18,414 in consolidated retained earnings, and (d) a reduction in the amount of $6,842 due to the effects of the Merger.

Results of Operations

Nine Month Period Ended September 30, 2000, Compared to Nine Month Period Ended September 30, 1999

                                      TABLE 2

                                                                                        Change
                                                             9/30/00      9/30/99   Amount    Percent
TOTAL REVENUES                                              1,242,449    1,716,784  (474,335)   (27.6)
Cost of Revenues                                              734,967    1,336,433  (601,466)   (45.0)
Operating Expenses                                            598,706      235,136   363,570    154.6
Depreciation                                                   10,077        5,985     4,092     68.4
Total costs                                                 1,343,750    1,577,554  (233,804)   (14.8)
Operating Income (Loss)                                      (101,301)     139,230  (240,531)  (172.9)
OTHER INCOME (EXPENSE)
         Interest expense                                        (513)         (68)     (445)  (654.4)
Total Other Income (Expense)                                     (513)         (68)     (445)  (654.4)
Net income (loss)                                            (101,814)     139,162  (240,976)  (173.2)



Table 2 reflects that revenues for the nine month period ended September 30, 2000 declined $474,335, or 27.6%, to $1,242,449, from $1,716,784 for the comparable period of 1999, due primarily to a reduction in sales of merchandise for transactions using augmented inventories. Cost of revenues declined
$601,466, or 45.0%, to $734,967 for the nine month period ended September 30, 2000, from $1,336,433 for the comparable period of 1999, such reduction being primarily related to the reduction in merchandise sales. Operating expenses increased $363,570, or 154.6%, to $598,706 for the nine month period ending
September 30, 2000, from $235,136 for the comparable period of 1999, due primarily to professional fees incurred related to the reorganization of the company; and also including increases in fees for supervisory management in the field and increased travel expenses for executive and field management.
Depreciation expense increased $4,092, or 68.4%, to $10,077 for the nine month period ended September 30, 2000, from $5,985 for the comparable period of 1999 due to a greater total cost of fixed assets subject to depreciation. Total costs declined $233,804, or 14.8%, to $1,343,750 for the nine month period ended
September 30, 2000 from $1,577,554 for the comparable period of 1999 due to the combination of reductions in certain categories of costs and increases in others, as described. Interest expense amounted to $513 in the nine month period ended September 30, 2000 or 654.4% greater than that of the comparable period of 1999, due to a greater amount of installment debt being outstanding over a longer period of time. Net income declined $ 240,976, or 173.2 % , from $139,162 for the nine month period ended September 30, 1999, to a loss of $101,814 for the nine month period ending September 30, 2000, due to a combination of the factors discussed.

The Company expects to benefit in the future from certain non-recurring professional fees and other expenses incurred in the nine months period ended
September 30, 2000 by having arranged the legal and organizational structure considered necessary for expansion of the Company's traditional fee based liquidation business as well as entry into principal , or equity, engagements, and take advantage of other growth opportunities.




                                       TABLE 3

                               CONTRIBUTION TO REVENUES
                                      (In Percent)

                                                                  Nine Months
                                                                      Ended
                                                                 September 30,
                                                                2000       1999     Difference
Buying and factoring fees                                        2.2         0.1       2.1
Consulting fees                                                 54.5        28.9      25.6
Direct mail revenues                                             0.3         0.4      (0.1)
Sign revenues                                                    7.9         4.3       3.6
Merchandise sales                                               35.1        66.3     (31.2)

                                                               100.0       100.0       0.0

Table 3 reflects that revenues from the Company's combined services business increased, as a percent of total revenues, for the nine months ended September 30, 2000 by 31.2% when compared to the comparable period of 1999, while sales of merchandise, as a percent of total revenues, declined by the same percentage. These results occurred due to a significantly smaller number and size of inventory-augmented transactions during the nine months ended September 30, 2000 when compared to the same period of 1999. The Company finds no typical correlation in its business as to the portion of total engagements resulting in engagements which would benefit from inventory augmentation, while service revenues are relatively necessary to the majority of the engagements by the Company.

                                       TABLE 4

                           COMPONENTS OF COST OF REVENUES
                                     (In Percent)

                                                              Nine Months
                                                                  Ended
                                                             September 30,
                                                            2000       1999     Difference
Field consultants' fees                                      3.7        5.1       (1.4)
Mailing services                                                        0.3       (0.3)
Outside services                                             6.4        3.9        2.5
Printing and reproduction                                    1.8        1.1        0.7
Postage and delivery                                         0.2        0.5       (0.3)
Travel expenses                                              1.6        2.0       (0.4)
Contract labor                                              16.5        3.4       13.1
Merchandise purchases                                       69.8       83.7      (13.9)

                                                           100.0      100.0        0.0

Table 4 reflects that all components of cost of revenues, with the exception of merchandise purchases, when combined, increased, as a percent of total costs of revenues, 13.9 % in the nine months ended September 30, 2000 when compared with the comparable period of 1999, while merchandise purchases declined by 13.9 % in the same comparison. Such changes resulted from the Company's substantially lower level of merchandise sales in augmented transactions during the nine months ended September 30, 2000 compared to the same period of 1999.

                               Results of Operations

     Quarter Ending September 30, 2000 Compared to Quarter Ending September 30, 1999

                                       TABLE 5

                                                                                                      Change
                                                                   9/30/00      9/30/99       Amount       Percent
TOTAL REVENUES                                                     100,541      1,230,505     (1,129,964)   (91.8)
Cost of Revenues                                                    75,764      1,113,927     (1,038,163)   (93.2)
Operating Expenses                                                 173,475        131,261         42,214     32.2
Depreciation                                                         3,358          1,995          1,363     68.3
Total costs                                                        252,597      1,247,183       (994,586)   (79.7)
Operating Income (Loss)                                           (152,056)       (16,678)      (135,378)  (811.7)
   Other Income (Expense)
             Interest expense                                         (158)           (68)           (90)  (132.3)
Total Other Income (Expense)                                           147            (68)           215   (132.3)
Net Income (loss)                                                 (152,214)       (16,746)      (135,468)  (808.9)


Table 5 reflects a decrease in total revenues of $1,129,964 to $100,541 for the quarter ended September 30, 2000 from $1,230,505 in total revenues for the quarter ended September 30, 1999. Cost of revenues declined by $1,038,163 to $75,765 for the quarter ended September 30, 2000 from $1,113,927 for the quarter ended September 30, 1999. The reduction in both revenues and cost of revenues was due primarily to the much smaller amount of merchandise sales in the quarter ended September 30, 2000 when compared to the same quarter in 1999. Operating expenses were $173,475 for the quarter ended September 30, 2000, which was $42,214 greater than operating expenses in the comparable quarter of 1999. The increase in operating expenses was due primarily to the substantial amount of professional fees incurred related to the Merger, which occurred during the quarter ended September 30, 2000, as well as increased travel expenses for executive sales and field management activities. Depreciation expense and interest expense were greater in the quarter ended September 30, 2000 when compared to the same quarter in 1999 due to a higher depreciable cost of assets on hand and more debt outstanding in the third quarter of 2000. Net loss for the quarter ended September 30, 2000 amounted to $152,214 or $135,468 greater than the net loss of $16,746 for the quarter ended September 30, 1999, due primarily to professional fees and other operating expenses incurred in the 2000 period.

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

          None


ITEM 3.  Defaults Upon Senior Securities

          None


ITEM 4.  Submission of Matters to a Vote of Security Holders

          None


ITEM 5.  Other Information

                              BUSINESS DESCRIPTION

                                UAC CORPORATION-

                          DESCRIPTION OF THE BUSINESS
                        UNITED AMERICAN COMPANIES, INC.

United American Companies, Inc. ("UAC"), is a fully reporting Colorado
corporation.   Its primary purpose is to become a public company specializing in asset evaluation, acquisition, finance, liquidation and management that seizes undervalued opportunities in the retail, wholesale, distribution and manufacturing sectors with the strategy of UAC being two-fold; creating high current returns and income by liquidating assets and creating equity value over a period of time by purchasing operating companies at value and increasing that value over time and selling those companies for a significant return on investment. This purpose is partly based upon the following factors:

   *  Domestic retail capacity is four times the level needed for US consumers

   * Periodic declines in consumer spending result in more retail failures

   * Dominant retailers like Wal-Mart and Home Depot accelerate the pace of retail failures

   * E-commerce and e-tailing will increase failures of traditional retailers

   *  Middle Market default rates indicate higher defaults among retailers

   *  In 1999, major principal liquidations exceeded an estimated $15
      Billion

   * Brands like London Fog and Bonwit Teller have been liquidated and are therefore gone from the retail market

   * In 1999, assets of companies filing bankruptcy exceeded $30 billion.

   * Opportunities exist for brand licensing and exporting of liquidated assets.

   * Opportunities exist for purchasing old world economy companies applying new world economy strategies and e-commerce at below enterprise value.

To realize the opportunities from conditions in the economic market place and to effectively enter the comprehensive asset management industry, UAC has acquired in an exchange of common stock, either complete ownership or control of several entities comprising the Craven Companies (the "Craven Group" or "Craven") -- a nationally recognized liquidator of consumer product inventories, thereby making UAC a fully-integrated asset management company.

The Craven Group has antecedents dating back to 1993. Craven's principals and senior management have over 100 years experience in retail sales, marketing, distribution, finance, management and in the liquidation of retail inventory and assets. The Craven Group has served hundreds of clients and has liquidated close to 1,000 wholesale and retail units.

To become a fully integrated asset management company specializing in evaluation, acquisition, financing, liquidation, management and positioning of assets, the Company, in November 1999, acquired the Craven Group's activities, which were structured as several Delaware limited liability companies -- each containing the name "Fox." However, this designation was recently changed to "Craven" to reflect certain internal changes and to take advantage of the widely known and respected name of the Craven Chairman -- Mark Craven, an established expert in the liquidation of retail inventories. The Craven Group is comprised of the following affiliate entities:

   * Craven and Ruth, Inc. - merchandise sales, factoring, distribution

   * The Craven Companies, LLC- management services to Craven Group Companies

   * Craven and Ruth Promotions, LLC. - retail and wholesale liquidations

   * High Point Furniture Liquidators, LLC - retail and wholesale liquidations

   * Craven Merchandise Distributors, LLC- furniture factoring and distribution

   * Craven Advisory Group, LLC - business consulting services

   * Craven Valuation Services, LLC - retail inventory valuations and appraisals

   * Craven Capital Partners, LLC - principal purchasers of retail inventory and assets from distressed retailers (inventory liquidated by other Craven entities)

   * Promo Services, LLC - provider of sign materials and promotion advertising preparation and placement of advertising

   * CrossStone Capital Group, LLC - investment and merchant banking.

The Craven Group employs seven full-time professionals who have extensive financial, retail, and liquidation experience. Craven also has 50 professionals who are contracted with on an as needed basis to assist in Craven's implementation of its liquidation methodology. These contracted human resources assist with appraisals and evaluations, liquidations, and marketing activities. As additional support, Craven has an adequate back-office staff of four to handle the collective activities of the group.

Craven uses a proprietary financial model and analysis to value inventories. The model incorporates many variables including US economic indicators and industry information such as gross profit margins, turnover, age, product mix, distribution channels, computability, seasonality, and market values, then compares the results to data of competitive retailers, manufacturers, or wholesales. In the past, the Craven model has been applied in its "fee-based liquidation" business - i.e., where clients retain Craven to conduct liquidation sales and promotions. While Craven will continue operating a fee-based practice, it intends to become an "equity" liquidator - i.e., where Craven, as a principal, acquires the assets and then determines the most appropriate means of liquidation, disposition, or positioning of the assets.

Though Craven, as an equity liquidator, would initially be the smallest of 8 national liquidators of consumer products inventories, the potential returns are expected to be quite significant - far surpassing the income potential of fee-based business. In many instances, the larger liquidators form joint ventures to acquire large inventories (at auctions, in bankruptcies, etc.). These arrangements reduce competition and, in turn, improve profit potential. To date, Craven has lacked the necessary capital to participate as a principal in such transactions. However, UAC is presently pursuing a placement of $100,000,000 via a debt securities offering and/or by securing a revolving line of credit. To date, in preliminary discussions with institutional funders, UAC's proposal has been very well received.

UAC shall have has its initial directors:

          *            Mark Craven, Chairman of the Board of Directors

          *            Arnold E. Pitoniak, Chief Executive Officer

          *            William F. Ruth, Executive Vice President,
                       Retail Liquidation Services

          *            Timothy A. Holly, Director of UAC

          *            Nicholas J. Coolidge, Director of UAC

                 ---------------------------------------

UAC currently derives its income via fee-based litigation consulting, small "equity" liquidation transactions where the company, as a principal, acquires the assets and then determines the most appropriate means of liquidation, disposition or positioning of those assets, and consulting fees from services to liquidation clients including valuations, financing, marketing and advertising. However, with a large line of credit facility which the company is currently negotiating of up to $250,000,000 and $25,000 in additional equity through the placement of convertible preferred stock. UAC would be able to participate in much larger "equity" principal liquidation transactions.
Although there is no guarantee of this funding, several institutional investors have expressed a strong interest in a preferred offering or debt instrument financing in the form of a secured line of credit.


ITEM 6.  Exhibits and Reports on Form 8 K

         a.  Exhibits

             Exhibit 27. Financial Data Schedule

         b.  Reports on Form 8 K

             1. Form 8-K filed on September 5, 2000, and amended on November 8, 2000

             2.  Form 8-K filed on September 22, 2000.

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


                                           UNITED AMERICAN COMPANIES, INC.


                                           /s/ Nadeau & Simmons, P.C.

DATE: November 22, 2000                    By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent

